Form 10-Q
period 2025-06-30
Cohen Circle Acquisition Corp. II
filed 2025-08-06
CIK 2064683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42726

COHEN CIRCLE ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1852032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(267) 703-4396

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	CCIIU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCII	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share	CCIIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 6, 2025, there were 26,020,000 Class A ordinary shares, $0.0001 par value and 8,673,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Prepaid expenses	$15,000	$20,697
Total current assets	15,000	20,697
Deferred offering costs	376,998	7,781
Total Assets	$391,998	$28,478

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued offering costs	$269,813	$3,478
Accrued expenses	15,824	15,824
Promissory note - related party	136,753	—
Total Current Liabilities	422,390	19,302

Commitments and Contingencies (Note 6)

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,673,333 shares issued and outstanding as of June 30, 2025 (unaudited) and 1 share issued and outstanding as of December 31, 2024(1)(2)	867	—
Additional paid-in capital	24,133	25,000
Accumulated deficit	(55,392)	(15,824)
Total Shareholders’ (Deficit) Equity	(30,392)	9,176
Total Liabilities and Shareholders’ (Deficit) Equity	$391,998	$28,478

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Includes an aggregate of up to 1,100,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
General and administrative costs	$34,148	$39,568
Loss from operations	(34,148)	(39,568)

Net loss	$(34,148)	$(39,568)

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	7,573,333	7,573,333

Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.01)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Excludes an aggregate of up to 1,100,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2025	—	$—	1	$—	$25,000	$(15,824)	$9,176

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares	—	—	8,673,333	867	(867)	—	—

Net loss	—	—	—	—	—	(5,420)	(5,420)

Balance – March 31, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(21,244)	3,756

Net loss	—	—	—	—	—	(34,148)	(34,148)

Balance – June 30, 2025 (Unaudited)	—	$—	8,673,333	$867	$24,133	$(55,392)	$(30,392)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Includes an aggregate of up to 1,100,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(39,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	39,568
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$266,335
Deferred offering costs paid through promissory note - related party	$82,185
Prepaid services paid through promissory note – related party	$15,000
Prepaid services applied to deferred offering costs	$20,697

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Cohen Circle Acquisition Corp. II (the “Company”) was incorporated in the Cayman Islands on December 4, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2025. On July 2, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 720,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit, in a private placement to the Company’s sponsor, Cohen Circle Sponsor II, LLC, a Delaware limited liability company (together with Cohen Circle Advisors II, LLC, collectively the “Sponsor”), and Clear Street LLC (“Clear Street”), the representative of the underwriters, generating gross proceeds of $7,200,000. Each Placement Unit consists of one Class A ordinary share (“Placement Share” or, collectively, “Placement Shares”) and one-fourth of one redeemable warrant (the “Placement Warrants” and together with the Public Warrants, the “Warrants”). Of those 720,000 Placement Units, the Sponsor purchased 445,000 Placement Units, and Clear Street purchased 275,000 Placement Units.

Transaction costs amounted to $15,752,775, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting fee, and $572,775 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on July 2, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, it will proceed with a Business Combination only if it obtains the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of the issued ordinary shares who, being present and entitled to vote at a general meeting of the Company, vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5), Placement Shares and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination or if they vote at all.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the prior consent of the Company. The Company may waive this restriction in its sole discretion.

The Sponsor and Clear Street have agreed to waive (i) their redemption rights with respect to any Founder Shares and Placement Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and Placement Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity. However, the Sponsor will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period). Clear Street will have the same redemption rights as the Public Shareholders with respect to any Public Shares it acquires.

The Company will have until 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 9, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from Cohen Circle Sponsor II, LLC of up to $300,000 (see Note 5). As of June 30, 2025, the Company had no cash and a working capital deficit of $407,390.

Subsequent to the quarterly period covered by this Report, on July 2, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 720,000 Placement Units at a price of $10.00 per Placement Unit, in a private placement to Cohen Circle Sponsor II, LLC and Clear Street, generating gross proceeds of $7,200,000. Of those 720,000 Placement Units, Cohen Circle Sponsor II, LLC purchased 445,000 Placement Units and Clear Street purchased 275,000 Placement Units.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements contained in this Report.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash or cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Placement Units were charged to shareholders’ deficit as Public Warrants and Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 1,100,000 Class B ordinary shares if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Warrant Instruments

The Company accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 4, 2024, its date of incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on July 2, 2025, the Company sold 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Cohen Circle Sponsor II, LLC and Clear Street purchased an aggregate of 720,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $7,200,000, of which 445,000 Placement Units were purchased by Cohen Circle Sponsor II, LLC and 275,000 Placement Units were purchased by Clear Street, in a private placement. Each Placement Unit consists of one Placement Share and one-fourth of one Placement Warrant. Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 4, 2024, Cohen Circle Sponsor II, LLC paid $25,000 to cover certain offering costs of the Company and became a holder of 1 Class B ordinary share (the “Founder Shares”). On March 25, 2025 the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to Cohen Circle Sponsor II, LLC. In May 2025, the Company issued an additional 18,333 Founder Shares to Cohen Circle Sponsor II, LLC, for a total of 8,673,333. All share and per share information has been retroactively presented. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the Business Combination; and (B) subsequent to the Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement with Cohen Circle Sponsor II, LLC, commencing on June 30, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay Cohen Circle Sponsor II, LLC or its affiliate or designee, the sum of $30,000 per month for office space, utilities, and shared personnel support services as may be reasonably requested by the Company. As of June 30, 2025 and December 31, 2024, no amounts were incurred under this agreement.

Service Agreement

The Company has agreed, commencing on June 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. As of June 30, 2025 and December 31, 2024, no amounts were incurred under this agreement.

Promissory Note — Related Party

On March 20, 2025, the Company issued an unsecured promissory note to Cohen Circle Sponsor II, LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had $136,753 and $0, respectively, of outstanding borrowings under the Promissory Note. On July 2, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $136,753. Borrowings under the Promissory Note are no longer available.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed on June 30, 2025, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. Notwithstanding the foregoing, Clear Street may not exercise its demand and piggyback registration rights after five (5) and seven (7) years from the commencement of sales of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 2, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,300,000 Units at a price of $10.00 per Unit.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $4,400,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 8,673,333 and 1 Class B ordinary shares issued and outstanding, respectively.

Holders of Class B ordinary shares will vote on the appointment of directors prior to the consummation of a Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares in connection with the consummation of a Business Combination, or at any time and from time to time at the option of the holders thereof, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of all ordinary shares outstanding upon completion of the Initial Public Offering and the private placement plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent shares and warrants underlying units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants — As of June 30, 2025 and December 31, 2024, there were no Warrants issued or outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a warrant unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and will be non-redeemable.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
General and administrative costs	$34,148	$39,568

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 2, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 720,000 Placement Units at a price of $10.00 per Placement Unit, in a private placement to Cohen Circle Sponsor II, LLC and Clear Street, generating gross proceeds of $7,200,000. Of those 720,000 Placement Units, Cohen Circle Sponsor II, LLC purchased 445,000 Placement Units and Clear Street purchased 275,000 Placement Units.

On July 2, 2025, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit or $4,400,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

On July 2, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $136,753. Borrowings under the Note are no longer available.

The Company paid Cohen Circle Sponsor II, LLC an amount of $25,000 in excess of the outstanding Promissory Note balance at the closing of the Initial Public Offering. On July 7, 2025, Cohen Circle Sponsor II, LLC wired the $25,000 back to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cohen Circle Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cohen Circle Sponsor II, LLC and Cohen Circle Advisors II, LLC, collectively. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 4, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2024 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2025, we had a net loss of $34,148 and $39,568, respectively, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor (which were repaid subsequent to the closing of the Initial Public Offering).

Subsequent to the quarterly period covered by this Quarterly Report, on July 2, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 720,000 Placement Units at a price of $10.00 per Placement Unit, in a private placement to Cohen Circle Sponsor II, LLC and Clear Street, generating gross proceeds of $7,200,000. Of those 720,000 Placement Units, Cohen Circle Sponsor II, LLC purchased 445,000 Placement Units and Clear Street purchased 275,000 Placement Units.

Following the closing of the Initial Public Offering and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred $15,752,775 of transaction costs, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting fee, and $572,775 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Cohen Circle Sponsor II, LLC or its affiliate or designee $30,000 per month for office space, utilities, and shared personnel support services, and to pay the Chief Financial Officer up to $12,500 per month for his services as Chief Financial Officer of the Company.

The underwriters were entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. However, subsequent to the quarterly period covered by this Quarterly Report, on July 2, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-287538). The SEC declared the registration statement effective on June 30, 2025. Clear Street LLC served as the sole book-running manager for the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 720,000 Placement Units at a price of $10.00 per Placement Unit, in a private placement to Cohen Circle Sponsor II, LLC and Clear Street, generating gross proceeds of $7,200,000. Of those 720,000 Placement Units, Cohen Circle Sponsor II, LLC purchased 445,000 Placement Units and Clear Street purchased 275,000 Placement Units. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Following the closing of the Initial Public Offering on July 2, 2025, a total of $253,000,000 (which amount includes $10,780,000 of deferred underwriting fee) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only (i) in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) in an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Transaction costs amounted to $15,752,775, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting fee, and $572,775 of other offering costs.

The remaining proceeds from the Initial Public Offering and the private placement are held outside the Trust Account, in the Company’s cash operating account, amounting to $2,172,744 as of July 2, 2025. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as described in the final prospectus for the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 30, 2025, between the Company and Clear Street LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
3.1	Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on July 1, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
4.1	Warrant Agreement, dated June 30, 2025, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.1	Letter Agreement, dated June 30, 2025, by and among the Company and certain security holders, officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.2	Investment Management Trust Agreement, dated June 30, 2025, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.3	Registration Rights Agreement, dated June 30, 2025, between the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.4	Placement Unit Subscription Agreement, dated June 30, 2025, between the Company and Cohen Circle Sponsor II, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.5	Placement Unit Subscription Agreement, dated June 30, 2025, between the Company and Clear Street LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.6	Administrative Services Agreement, dated June 30, 2025, between the Company and Cohen Circle Sponsor II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN CIRCLE ACQUISITION CORP. II

Date: August 6, 2025	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)