Form 10-Q
period 2025-09-30
Cohen Circle Acquisition Corp. II
filed 2025-11-13
CIK 2064683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 26,020,000 Class A ordinary shares, $0.0001 par value and 8,673,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,751,613	$—
Prepaid expenses	157,454	20,697
Total current assets	1,909,067	20,697

Deferred offering costs	—	7,781
Long-term prepaid insurance	65,625	—
Marketable securities held in Trust Account	255,585,138	—
Total Assets	$257,559,830	$28,478

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued offering costs	$75,000	$3,478
Accrued expenses	8,442	15,824
Total Current Liabilities	83,442	19,302

Deferred underwriting fee	10,780,000	—
Total liabilities	10,863,442	19,302

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value of $10.10 per share at September 30, 2025 and 0 shares at December 31, 2024	255,585,138	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 720,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at September 30, 2025 and 0 shares at December 31, 2024	72	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,673,333 shares issued and outstanding at September 30, 2025 and 1 share issued and outstanding at December 31, 2024 (1)(2)	867	—
Additional paid-in capital	—	25,000
Accumulated deficit	(8,889,689)	(15,824)
Total Shareholders’ (Deficit) Equity	(8,888,750)	9,176
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$257,559,830	$28,478

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares issued and outstanding (see Note 5).

(2)	At December 31, 2024, included an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
General and administrative costs	$305,583	$345,151
Loss from operations	(305,583)	(345,151)

Other income:
Interest earned on marketable securities held in Trust Account	2,585,138	2,585,138
Total other income	2,585,138	2,585,138

Net Income	$2,279,555	$2,239,987

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,734,066	8,609,559

Basic and diluted net income per Class A ordinary share	$0.07	$0.14

Basic weighted average Class B ordinary shares outstanding (1)(2)	8,661,245	7,937,304

Basic net income per Class B ordinary share	$0.07	$0.14

Diluted weighted average Class B ordinary shares outstanding (1)(2)	8,673,333	7,941,348

Diluted net income per Class B ordinary share	$0.07	$0.14

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Excluded an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2025	—	$—	1	$—	$25,000	$(15,824)	$9,176

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares	—	—	8,673,333	867	(867)	—	—

Net loss	—	—	—	—	—	(5,420)	(5,420)

Balance – March 31, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(21,244)	3,756

Net loss	—	—	—	—	—	(34,148)	(34,148)

Balance – June 30, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(55,392)	(30,392)

Sale of 720,000 Placement Units	720,000	72	—	—	7,199,928	—	7,200,000

Fair value of Public Warrants at issuance	—	—	—	—	2,024,000	—	2,024,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(141,745)	—	(141,745)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,106,316)	(11,113,852)	(20,220,168)

Net income	—	—	—	—	—	2,279,555	2,279,555

Balance – September 30, 2025 (Unaudited)	720,000	$72	8,673,333	$867	$—	$(8,889,689)	$(8,888,750)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Included an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised until July 2, 2025. The underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,239,987
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,585,138)
Payment of general and administrative costs through promissory note – related party	54,568
Changes in operating assets and liabilities:
Prepaid expenses	(157,454)
Long-term prepaid insurance	(65,625)
Accrued expenses	(7,382)
Net cash used in operating activities	(521,044)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000
Proceeds from sale of Placement Units	7,200,000
Repayment of promissory note – related party	(136,753)
Payments of offering costs	(390,590)
Net cash provided by financing activities	255,272,657

Net Change in Cash	1,751,613
Cash – Beginning of period	—
Cash – End of period	$1,751,613

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$71,522
Deferred offering costs paid through promissory note - related party	$82,185
Deferred underwriting fee payable	$10,780,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the prior consent of the Company. The Company may waive this restriction in its sole discretion.

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

The Company will have 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $1,751,613 held outside of the Trust Account and working capital of $1,825,625. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of September 30, 2025, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 9, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,751,613 and $0 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SEPTEMBER 30, 2025

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(2,024,000)
Class A ordinary shares issuance costs	(15,611,030)
Plus:
Remeasurement of carrying value to redemption value	20,220,168
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$255,585,138

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the nine months ended September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,705,530	$574,025	$1,165,496	$1,074,491

Denominator:
Basic weighted average shares outstanding	25,734,066	8,661,245	8,609,559	7,937,304
Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,704,930	$574,625	$1,165,211	$1,074,776

Denominator:
Diluted weighted average shares outstanding	25,734,066	8,673,333	8,609,559	7,941,348
Diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement with Cohen Circle Sponsor II, LLC, commencing on June 30, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay Cohen Circle Sponsor II, LLC or its affiliate or designee, the sum of $30,000 per month for office space, utilities, and shared personnel support services as may be reasonably requested by the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid $90,000, of which such amount is recorded within general and administrative fees on the accompanying condensed statements of operations.

Service Agreement

The Company has agreed, commencing on June 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and nine months ended September 30, 2025, the Company incurred $12,500 of these fees and paid $9,833, of which such amount is recorded within general and administrative fees on the accompanying condensed statements of operations and $2,667 is accrued within accrued expenses on the accompanying condensed balance sheets.

Promissory Note — Related Party

On March 20, 2025, the Company issued an unsecured promissory note to Cohen Circle Sponsor II, LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Promissory Note. On July 2, 2025, the Company had a balance of $136,753 under the Promissory Note and repaid the total outstanding balance of the Promissory Note in connection with the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 720,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption. At December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 8,673,333 and 1 Class B ordinary shares issued and outstanding, respectively.

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

Warrants — As of September 30, 2025 and December 31, 2024, there were 6,505,000 and no Warrants issued and outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$255,585,138

The fair value of the Public Warrants at July 2, 2025 was $2,024,000 or $0.32 per public warrant. The fair value of Public Warrants was determined using a binomial lattice model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

July 2, 2025
Asset price	$10.12
Exercise price	$11.50
Term (years)	5.5
Risk-free rate	3.9%
Volatility	15.0%
Probability of Business Combination	20.0%

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2025	2024
Trust Account	$255,585,138	$-
Cash	$1,751,613	$-

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
General and administrative costs	$305,583	$345,151
Interest earned on marketable securities held in Trust Account	$2,585,138	$2,585,138

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews interest earned to ensure the Trust Account is providing an acceptable rate of return for all shareholders and to maximize the Trust Account to be used to complete a Business Combination.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on December 4, 2024 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,279,555, which consisted of interest earned on marketable securities held in Trust Account of $2,585,138, offset by general and administrative costs of $305,583.

For the nine months ended September 30, 2025, we had net income of $2,239,987, which consisted of interest earned on marketable securities held in Trust Account of $2,585,138, offset by general and administrative costs of $345,151.

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

For the nine months ended September 30, 2025, net cash used in operating activities was $521,044. Net income of $2,239,987 was affected by interest earned on marketable securities of $2,585,138, Payment of general and administrative costs through promissory note – related party of $54,568, and changes in operating assets and liabilities, which used $230,461.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we have identified the following critical accounting estimates:

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

The remaining proceeds from the Initial Public Offering and the private placement are held outside the Trust Account, in the Company’s cash operating account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

COHEN CIRCLE ACQUISITION CORP. II

Date: November 13, 2025	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)