Form 10-Q
period 2026-03-31
Cohen Circle Acquisition Corp. II
filed 2026-05-08
CIK 2064683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 8, 2026, there were 26,020,000 Class A ordinary shares, $0.0001 par value and 8,673,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,456,830	$1,852,928
Prepaid expenses	215,336	162,700
Total current assets	1,672,166	2,015,628

Long-term prepaid insurance	21,875	43,750
Marketable securities held in Trust Account	259,915,816	257,650,313
Total Assets	$261,609,857	$259,709,691

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	77,324	42,791
Total Current Liabilities	152,324	117,791

Deferred underwriting fee	10,780,000	10,780,000
Total liabilities	10,932,324	10,897,791

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value of $10.27 and $10.18 per share at March 31, 2026 and December 31, 2025, respectively	259,915,816	257,650,313

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 720,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	72	72
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,673,333 shares issued and outstanding at March 31, 2026 and December 31, 2025	867	867
Additional paid-in capital	—	—
Accumulated deficit	(9,239,222)	(8,839,352)
Total Shareholders’ Deficit	(9,238,283)	(8,838,413)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$261,609,857	$259,709,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2026	2025
General and administrative costs	$399,870	$5,420
Loss from operations	(399,870)	(5,420)

Other income:
Interest earned on marketable securities held in Trust Account	2,265,503	—
Total other income	2,265,503	—

Net income (loss)	$1,865,633	$(5,420)

Basic and diluted weighted average Class A ordinary shares outstanding	26,020,000	—

Basic and diluted net income (loss) per Class A ordinary share	$0.05	$—

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	8,673,333	7,573,333

Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.00)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Excluded an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	720,000	$72	8,673,333	$867	—	$(8,839,352)	$(8,838,413)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,265,503)	(2,265,503)

Net income	—	—	—	—	—	1,865,633	1,865,633

Balance – March 31, 2026 (Unaudited)	720,000	$72	8,673,333	$867	—	$(9,239,222)	$(9,238,283)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	—	$—	1	$—	$25,000	$(15,824)	$9,176

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares	—	—	8,673,333	867	(867)	—	—

Net loss	—	—	—	—	—	(5,420)	(5,420)

Balance – March 31, 2025 (Unaudited)	—	$—	8,673,333	$867	$24,133	$(21,244)	$3,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,865,633	$(5,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,265,503)	—
Payment of general and administrative costs through promissory note – related party	—	5,420
Changes in operating assets and liabilities:		—
Prepaid expenses	(52,636)	—
Long-term prepaid insurance	21,875	—
Accrued expenses	34,533	—
Net cash used in operating activities	(396,098)	—

Net Change in Cash	(396,098)	—
Cash – Beginning of period	1,852,928	—
Cash – End of period	$1,456,830	$—
Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$20,637
Prepaid services applied to deferred offering costs	$—	$15,974

 The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $15,752,775, consisting of $4,400,000 cash underwriting fee, $10,780,000 of deferred underwriting fee, and $572,775 of other offering costs.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $1,456,830 held outside of the Trust Account and working capital surplus of $1,519,842. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has no further amounts available for permitted withdrawals until July 2, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of this filing, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,456,830 and $1,852,928 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has no further amounts available for permitted withdrawals until July 2, 2026, which is the 1-year anniversary of the Initial Public Offering.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Placement Units were charged to shareholders’ deficit as Public Warrants and Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(2,024,000)
Class A ordinary shares issuance costs	(15,611,030)
Plus:
Remeasurement of carrying value to redemption value	22,285,343
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$257,650,313
Plus:
Remeasurement of carrying value to redemption value	2,265,503
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$259,915,816

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

 Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,399,225	$466,408	$—	$(5,420)

Denominator:
Basic weighted average shares outstanding	26,020,000	8,673,333	—	7,573,333
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2026

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 4, 2024, Cohen Circle Sponsor II, LLC paid $25,000 to cover certain offering costs of the Company and became a holder of one Class B ordinary share (the “Founder Shares”). On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to Cohen Circle Sponsor II, LLC. In May 2025, the Company issued an additional 18,333 Founder Shares to Cohen Circle Sponsor II, LLC, for a total of 8,673,333. All share and per share information has been retroactively presented. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement with Cohen Circle Sponsor II, LLC, commencing on July 1, 2025, through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay Cohen Circle Sponsor II, LLC or its affiliate or designee, the sum of $30,000 per month for office space, utilities, and shared personnel support services as may be reasonably requested by the Company. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $90,000 and $0, respectively, of which such amount is recorded within general and administrative fees on the accompanying unaudited condensed statements of operations.

Service Agreement

The Company has agreed, commencing on June 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three months ended March 31, 2026, the Company incurred $37,500 of these fees and are recorded within general and administrative fees on the accompanying unaudited condensed statements of operations. Of these fees $25,000 was paid and $42,833 is recorded within accrued expenses on the accompanying condensed balance sheets, which includes $5,333 which is unpaid from prior year. For the three months ended March 31, 2025, no expenses were incurred.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Note — Related Party

On March 20, 2025, the Company issued an unsecured promissory note to Cohen Circle Sponsor II, LLC (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2026 or (ii) the consummation of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Promissory Note. On July 2, 2025, the Company had a balance of $136,753 under the Promissory Note and repaid the total outstanding balance of the Promissory Note in connection with the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $4,400,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 720,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 8,673,333 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 6,505,000 Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$259,915,816	$257,650,313

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Marketable securities held in Trust Account	$259,915,816	$257,650,313
Cash	$1,456,830	$1,852,928

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$399,870	$5,420
Interest earned on marketable securities held in Trust Account	$2,265,503	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cohen Circle Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cohen Circle Sponsor II, LLC and Cohen Circle Advisors II, LLC, collectively. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,865,633, which consisted of interest earned on marketable securities held in Trust Account of $2,265,503, partially offset by general and administrative costs of $399,870.

For the three months ended March 31, 2025, we had a net loss of $5,420, which consisted of formation, general and administrative costs.

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

For the three months ended March 31, 2026, net cash used in operating activities was $396,098. Net income of $1,865,633 was affected by interest earned on marketable securities of $2,265,503, and changes in operating assets and liabilities, which used $3,772.

For the three months ended March 31, 2025, net cash used in operating activities was $0. Net loss of $5,420 was affected by changes in payment of operating expenses through promissory note – related party, which used $5,420.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units.

Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has no further amounts available for permitted withdrawals until July 2, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company used a third-party valuation expert to determine the fair value of the Public Warrants at IPO. As of March 31, 2026, other than the Public Warrants, the Company did not have any critical accounting estimates to be disclosed.

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN CIRCLE ACQUISITION CORP. II

Date: May 8, 2026	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)