Form 10-Q
period 2026-06-30
Cohen Circle Acquisition Corp. II
filed 2026-08-11
CIK 2064683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 26,020,000 Class A ordinary shares, $0.0001 par value and 8,673,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,227,320	$1,852,928
Prepaid expenses	187,066	162,700
Total current assets	1,414,386	2,015,628

Long-term prepaid insurance	—	43,750
Marketable securities held in Trust Account	262,216,441	257,650,313
Total Assets	$263,630,827	$259,709,691

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	122,038	42,791
Total Current Liabilities	197,038	117,791

Deferred underwriting fee	10,780,000	10,780,000
Total liabilities	10,977,038	10,897,791

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value of $10.36 and $10.18 per share at June 30, 2026 and December 31, 2025, respectively	262,216,441	257,650,313

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 720,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	72	72
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,673,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	867	867
Additional paid-in capital	—	—
Accumulated deficit	(9,563,591)	(8,839,352)
Total Shareholders’ Deficit	(9,562,652)	(8,838,413)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$263,630,827	$259,709,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
General and administrative costs	$324,369	$34,148	$724,239	$39,568
Loss from operations	(324,369)	(34,148)	(724,239)	(39,568)

Other income:
Interest earned on marketable securities held in Trust Account	2,300,625	—	4,566,128	—
Total other income	2,300,625	—	4,566,128	—

Net income (loss)	$1,976,256	$(34,148)	$3,841,889	$(39,568)

Basic and diluted weighted average Class A ordinary shares outstanding	26,020,000	—	26,020,000	—

Basic and diluted net income per Class A ordinary share	$0.06	$—	$0.11	$—

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	8,673,333	7,573,333	8,673,333	7,573,333

Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.00)	$0.11	$(0.01)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Excluded an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	720,000	$72	8,673,333	$867	$—	$(8,839,352)	$(8,838,413)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,265,503)	(2,265,503)

Net income	—	—	—	—	—	1,865,633	1,865,633

Balance – March 31, 2026 (Unaudited)	720,000	72	8,673,333	867	—	(9,239,222)	(9,238,283)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,300,625)	(2,300,625)

Net income	—	—	—	—	—	1,976,256	1,976,256

Balance – June 30, 2026 (Unaudited)	720,000	$72	8,673,333	$867	$—	$(9,563,591)	$(9,562,652)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2025	—	$—	1	$—	$25,000	$(15,824)	$9,176

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares (1)(2)	—	—	8,673,333	867	(867)	—	—

Net loss	—	—	—	—	—	(5,420)	(5,420)

Balance – March 31, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(21,244)	3,756

Net loss	—	—	—	—	—	(34,148)	(34,148)

Balance – June 30, 2025 (Unaudited)	—	$—	8,673,333	$867	$24,133	$(55,392)	$(30,392)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Includes an aggregate of up to 1,100,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,841,889	$(39,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,566,128)	—
Payment of general and administrative costs through promissory note – related party	—	39,568
Changes in operating assets and liabilities:
Prepaid expenses	(24,366)	—
Long-term prepaid insurance	43,750	—
Accrued expenses	79,247	—
Net cash used in operating activities	(625,608)	—

Net Change in Cash	(625,608)	—
Cash – Beginning of period	1,852,928	—
Cash – End of period	$1,227,320	$—
Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$266,335
Deferred offering costs paid through promissory note - related party	$—	82,185
Prepaid services paid through promissory note – related party	$—	15,000
Prepaid services applied to deferred offering costs	$—	$20,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company will provide the holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of permitted withdrawals (the aggregate amount withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $400,000, and to pay its taxes, other than excise taxes, if any)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2026

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $1,227,320 held outside of the Trust Account and a working capital surplus of $1,217,348. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40,“Going Concern,” as of this filing, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of the accompanying condensed financial statements. Moreover, the Company will need to obtain additional financing either to complete a Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition and mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 2, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,227,320 and $1,852,928 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, all the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(2,024,000)
Class A ordinary shares issuance costs	(15,611,030)
Plus:
Remeasurement of carrying value to redemption value	22,285,343
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$257,650,313
Plus:
Remeasurement of carrying value to redemption value	2,265,503
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$259,915,816
Plus:
Remeasurement of carrying value to redemption value	2,300,625
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$262,216,441

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding ordinary shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,482,192	$494,064	$—	$(34,148)	$2,881,417	$960,472	$—	$(39,568)

Denominator:
Basic weighted average shares outstanding	26,020,000	8,673,333	—	7,573,333	26,020,000	8,673,333	—	7,573,333
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.00	$(0.00)	$0.11	$0.11	$0.00	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on July 2, 2025, the Company sold 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Public Share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 4, 2024, Cohen Circle Sponsor II, LLC paid $25,000 to cover certain offering costs of the Company and became a holder of one Class B ordinary share (the “Founder Shares”). On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to Cohen Circle Sponsor II, LLC. In May 2025, the Company issued an additional 18,333 Founder Shares to Cohen Circle Sponsor II, LLC, for a total of 8,673,333 Founder Shares. All share and per share information has been retroactively presented. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement with Cohen Circle Sponsor II, LLC, commencing on July 1, 2025, through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay Cohen Circle Sponsor II, LLC or its affiliate or designee, the sum of $30,000 per month for office space, utilities, and shared personnel support services as may be reasonably requested by the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000, respectively, of which such amount is recorded within general and administrative fees on the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2025, no expenses were incurred.

Service Agreement

The Company has agreed, commencing on June 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000 of these fees, respectively, which are recorded within general and administrative fees on the accompanying unaudited condensed statements of operations. Of these fees $27,500 was paid and $77,833 is recorded within accrued expenses on the accompanying condensed balance sheets, which includes $5,333 which is unpaid from the prior year. For the three and six months ended June 30, 2025, no expenses were incurred.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note — Related Party

On March 20, 2025, the Company issued an unsecured promissory note to Cohen Circle Sponsor II, LLC (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2026 or (ii) the consummation of the Initial Public Offering. On July 2, 2025, the Company had a balance of $136,753 under the Promissory Note and repaid the total outstanding balance of the Promissory Note in connection with the Initial Public Offering. Borrowings under the Promissory Note are no longer available. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Promissory Note.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 720,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,673,333 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 6,505,000 Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$262,216,441	$257,650,313

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

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$262,216,441	$257,650,313
Cash	$1,227,320	$1,852,928

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$324,369	$34,148	$724,239	$39,568
Interest earned on marketable securities held in Trust Account	$2,300,625	$—	$4,566,128	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,976,256, which consisted of interest earned on marketable securities held in Trust Account of $2,300,625, partially offset by general and administrative costs of $324,369.

For the three months ended June 30, 2025, we had a net loss of $34,148, which consisted of general and administrative costs.

For the six months ended June 30, 2026, we had net income of $3,841,889, which consisted of interest earned on marketable securities held in Trust Account of $4,566,128, partially offset by general and administrative costs of $724,239.

For the six months ended June 30, 2025, we had a net loss of $39,568, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2026, net cash used in operating activities was $625,608. Net income of $3,841,889 was affected by interest earned on marketable securities of $4,566,128, and changes in operating assets and liabilities, which provided $98,631.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $39,568 was affected by payment of general and administrative costs through promissory note – related party of $39,568.

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

Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic205-40,“Going Concern,” as of this filing, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of the accompanying condensed financial statements. Moreover, the Company will need to obtain additional financing either to complete a Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition and mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 2, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company used a third-party valuation expert to determine the fair value of the Public Warrants at IPO. As of June 30, 2026, other than the Public Warrants, the Company did not have any critical accounting estimates to be disclosed.

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

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

COHEN CIRCLE ACQUISITION CORP. II

Date: August 10, 2026	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)