Form 10-Q
period 2026-09-30
Cohen Circle Acquisition Corp. II
filed 2026-11-10
CIK 2064683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 10, 2026, there were 26,020,000 Class A ordinary shares, $0.0001 par value and 8,673,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash	$841,878	$1,852,928
Prepaid expenses	108,785	162,700
Total Current Assets	950,663	2,015,628

Long-term prepaid insurance	—	43,750
Marketable securities held in Trust Account	264,612,413	257,650,313
Total Assets	$265,563,076	$259,709,691

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	159,554	42,791
Total Current Liabilities	159,554	117,791

Deferred underwriting fee	10,780,000	10,780,000
Total Liabilities	10,939,554	10,897,791

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value of $10.46 and $10.18 per share at September 30, 2026 and December 31, 2025, respectively	264,612,413	257,650,313

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 720,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	72	72
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,673,333 shares issued and outstanding at September 30, 2026 and December 31, 2025	867	867
Additional paid-in capital	—	—
Accumulated deficit	(9,989,830)	(8,839,352)
Total Shareholders’ Deficit	(9,988,891)	(8,838,413)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$265,563,076	$259,709,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$426,239	$305,583	$1,150,478	$345,151
Loss from operations	(426,239)	(305,583)	(1,150,478)	(345,151)

Other income:
Interest earned on marketable securities held in Trust Account	2,395,972	2,585,138	6,962,100	2,585,138
Total other income	2,395,972	2,585,138	6,962,100	2,585,138

Net income	$1,969,733	$2,279,555	$5,811,622	$2,239,987

Basic and diluted weighted average Class A ordinary shares outstanding	26,020,000	25,734,066	26,020,000	8,609,559

Basic and diluted net income per Class A ordinary share	$0.06	$0.07	$0.17	$0.14

Basic weighted average Class B ordinary shares outstanding (1)(2)	8,673,333	8,661,245	8,673,333	7,937,304
Basic net income per Class B ordinary share	$0.06	$0.07	$0.17	$0.14

Diluted weighted average Class B ordinary shares outstanding (1)(2)	8,673,333	8,673,333	8,673,333	7,941,348

Diluted net income per Class B ordinary share	$0.06	$0.07	$0.17	$0.14

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).

(2)	Excludes an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering; as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	720,000	$72	8,673,333	$867	$—	$(8,839,352)	$(8,838,413)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,265,503)	(2,265,503)
Net income	—	—	—	—	—	1,865,633	1,865,633
Balance – March 31, 2026 (Unaudited)	720,000	72	8,673,333	867	—	(9,239,222)	(9,238,283)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,300,625)	(2,300,625)
Net income	—	—	—	—	—	1,976,256	1,976,256
Balance – June 30, 2026 (Unaudited)	720,000	72	8,673,333	867	—	(9,563,591)	(9,562,652)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,395,972)	(2,395,972)
Net income	—	—	—	—	—	1,969,733	1,969,733
Balance – September 30, 2026 (Unaudited)	720,000	$72	8,673,333	$867	$—	$(9,989,830)	$(9,988,891)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025	—	$—	1	$—	$25,000	$(15,824)	$9,176
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares (1)(2)	—	—	8,673,333	867	(867)	—	—
Net loss	—	—	—	—	—	(5,420)	(5,420)
Balance – March 31, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(21,244)	3,756
Net loss	—	—	—	—	—	(34,148)	(34,148)
Balance – June 30, 2025 (Unaudited)	—	—	8,673,333	867	24,133	(55,392)	(30,392)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,106,316)	(11,113,852)	(20,220,168)
Sale of 720,000 Placement Units	720,000	72	—	—	7,199,928	—	7,200,000
Fair value of Public Warrants at issuance	—	—	—	—	2,024,000	—	2,024,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(141,745)	—	(141,745)
Net income	—	—	—	—	—	2,279,555	2,279,555
Balance – September 30, 2025 (Unaudited)	720,000	$72	8,673,333	$867	$—	$(8,889,689)	$(8,888,750)

(1)	On March 25, 2025, the Company cancelled the one Founder Share and issued 8,655,000 Founder Shares to the Sponsor. In May 2025, the Company issued an additional 18,333 Founder Shares to the Sponsor, resulting in a total of 8,673,333 Founder Shares (see Note 5).
(2)	Includes an aggregate of up to 1,100,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On July 2, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering; as such, the 1,100,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$5,811,622	$2,239,987
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,962,100)	(2,585,138)
Payment of general and administrative costs through promissory note – related party	—	54,568
Changes in operating assets and liabilities:
Prepaid expenses	53,915	(157,454)
Long-term prepaid insurance	43,750	(65,625)
Accrued expenses	116,763	(7,382)
Net cash used in operating activities	(936,050)	(521,044)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	248,600,000
Proceeds from sale of Placement Units	—	7,200,000
Repayment of promissory note – related party	—	(136,753)
Payment of offering costs	(75,000)	(390,590)
Net cash (used in) provided by financing activities	(75,000)	255,272,657

Net Change in Cash	(1,011,050)	1,751,613
Cash – Beginning of period	1,852,928	—
Cash – End of period	$841,878	$1,751,613
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$71,522
Deferred offering costs paid through promissory note - related party	$—	$82,185
Prepaid services paid through promissory note - related party	$—	$15,000
Prepaid services applied to deferred offering costs	$—	$20,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on July 2, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) in an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

SEPTEMBER 30, 2026

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $841,878 held outside of the Trust Account and a working capital surplus of $791,109. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of this filing, the Company does not believe it will have sufficient funds for the working capital needs of the Company within one year after the financial statements are issued. Moreover, the Company will need to obtain additional financing either to complete a Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $841,878 and $1,852,928 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, all the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Placement Units were charged to shareholders’ deficit as Public Warrants and Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(2,024,000)
Class A ordinary shares issuance costs	(15,611,030)
Plus:
Remeasurement of carrying value to redemption value	22,285,343
Class A Ordinary Shares subject to possible redemption, December 31, 2025	257,650,313
Plus:
Remeasurement of carrying value to redemption value	2,265,503
Class A Ordinary Shares subject to possible redemption, March 31, 2026	259,915,816
Plus:
Remeasurement of carrying value to redemption value	2,300,625
Class A Ordinary Shares subject to possible redemption, June 30, 2026	262,216,441
Plus:
Remeasurement of carrying value to redemption value	2,395,972
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$264,612,413

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,477,300	$492,433	$1,705,530	$574,025	$4,358,717	$1,452,905	$1,165,496	$1,074,491

Denominator:
Basic weighted average shares outstanding	26,020,000	8,673,333	25,734,066	8,661,245	26,020,000	8,673,333	8,609,559	7,937,304
Diluted weighted average shares outstanding	26,020,000	8,673,333	25,734,066	8,673,333	26,020,000	8,673,333	8,609,559	7,941,348
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07	$0.17	$0.17	$0.14	$0.14

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. Management does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements, as the Company is not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

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

SEPTEMBER 30, 2026

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

Administrative Support Agreement

The Company entered into an agreement with Cohen Circle Sponsor II, LLC, commencing on July 1, 2025, through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay Cohen Circle Sponsor II, LLC or its affiliate or designee, the sum of $30,000 per month for office space, utilities, and shared personnel support services as may be reasonably requested by the Company. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $270,000, respectively, which amount is recorded within general and administrative fees on the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2025, the Company incurred and paid $90,000.

Service Agreement

The Company has agreed, commencing on June 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 of these fees, respectively, which are recorded within general and administrative fees on the accompanying unaudited condensed statements of operations. Of these fees, $37,500 was paid and $105,333 was recorded within accrued expenses on the accompanying condensed balance sheets, which includes $30,333 which is unpaid from the prior year. For the three and nine months ended September 30, 2025, the Company incurred $2,667 of these fees.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

On March 20, 2025, the Company issued an unsecured promissory note to Cohen Circle Sponsor II, LLC (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. On July 2, 2025, the Company had a balance of $136,753 under the Promissory Note and repaid the total outstanding balance of the Promissory Note in connection with the Initial Public Offering. Borrowings under the Promissory Note are no longer available. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Promissory Note.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Registration Rights

The holders of the Founder Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed on June 30, 2025, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. Notwithstanding the foregoing, Clear Street may not exercise its demand and piggyback registration rights after five (5) and seven (7) years from the commencement of sales of the Initial Public Offering, respectively, and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 720,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption.

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 8,673,333 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 6,505,000 Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

COHEN CIRCLE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$264,612,413	$257,650,313

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

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$264,612,413	$257,650,313
Cash	$841,878	$1,852,928

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$426,239	$305,583	$1,150,478	$345,151
Interest earned on marketable securities held in Trust Account	$2,395,972	$2,585,138	$6,962,100	$2,585,138

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,969,733, which consisted of interest earned on marketable securities held in Trust Account of $2,395,972, partially offset by general and administrative costs of $426,239.

For the three months ended September 30, 2025, we had net income of $2,279,555, which consisted of interest earned on marketable securities held in Trust Account of $2,585,138, partially offset by general and administrative costs of $305,583.

For the nine months ended September 30, 2026, we had net income of $5,811,622, which consisted of interest earned on marketable securities held in Trust Account of $6,962,100, partially offset by general and administrative costs of $1,150,478.

For the nine months ended September 30, 2025, we had net income of $2,239,987, which consisted of interest earned on marketable securities held in Trust Account of $2,585,138, partially offset by general and administrative costs of $345,151.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $936,050. Net income of $5,811,622 was affected by interest earned on marketable securities of $6,962,100, and changes in operating assets and liabilities, which provided $214,428.

For the nine months ended September 30, 2025, net cash used in operating activities was $521,044. Net income of $2,239,987 was affected by interest earned on marketable securities of $2,585,138 and payment of general and administrative costs through promissory note – related party of $54,568, and changes in operating assets and liabilities, which used $230,461.

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

Additionally, to fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until July 2, 2027, which is the anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of this filing, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of the accompanying condensed financial statements. Moreover, the Company will need to obtain additional financing either to complete a Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Cohen Circle Sponsor II, LLC or its affiliate or designee $30,000 per month for office space, utilities, and shared personnel support services, and an agreement to pay the Chief Financial Officer up to $12,500 per month for his services as Chief Financial Officer of the Company.

The underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000, and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company used a third-party valuation expert to determine the fair value of the Public Warrants at the time of the Initial Public Offering. As of September 30, 2026, other than the Public Warrants, the Company did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our financial statements, as we are not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 2, 2025, we sold 720,000 placement units in a private placement for an aggregate purchase price of $7,200,000, or $10.00 per unit, to the sponsor and Clear Street pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one Class A ordinary share and one-fourth of a Placement Warrant. The Placement Warrants are identical to the warrants included in the Units issued in the Initial Public Offering, except that (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Use of Proceeds

On July 2, 2025, we consummated the Initial Public Offering of 25,300,000 units, including full exercise of the over-allotment option, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share and one-fourth of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN CIRCLE ACQUISITION CORP. II

Date: November 10, 2026	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)